Form 10-K
period 2003-12-31
BANK OF AMERICA MORT SEC INC MORT PASS-THR CERT SER 2002-L
filed 2004-03-31
CIK 1210938

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-101500-01


        Banc of America Mortgage Securities, Inc.
        Mortgage Pass-Through Certificates
        Series 2002-L

     (Exact name of registrant as specified in its charter)


   New York                                         54-2089301
                                                    54-2089302
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
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

      Yes  X       No ___





  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X






  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.







  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.



                          Introductory Note

  This Annual Report on Form 10-K is prepared in reliance on the no-action letter dated March 26, 1993 issued by the Securities and Exchange Commission to Nomura Asset Securities Corporation.






                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class 1-A1                           4
             Class 1-A2                           3
             Class 1-A3                           6
             Class 1-AR                           1
             Class 2-A1                           7
             Class 2-A2                           4
             Class 2-A3                           3
             Class 2-A4                           3
             Class 3-A1                           3
             Class AP                             3
             Class B1                             3
             Class B2                             3
             Class B3                             3
             Class B4                             1
             Class B5                             1
             Class B6                             1
             Class SES                            1
             Class WIO                            1

             Total:                              51


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            Omitted.



  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.


                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)   Not Applicable


   (b) Monthly distribution date statements were filed as exhibits to Form 8-K on October 3, 2003, November 4, 2003 and December 9, 2003.


   (c)  4.1    Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on June 16, 2003).


        31.1    Rule 13a-14(a)/15d-14(a) Certification.

        99.1 Annual Independent Public Accountants Servicing Report concerning servicing activities for the year ended December 31, 2003.

        99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003.


   (d)  Not Applicable



                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Banc of America Mortgage Securities, Inc.
     Mortgage Pass-Through Certificates
     Series 2002-L
     (Registrant)



  Signed: Bank of America, N.A. as Servicer


  By:     Gary K. Bettin, Senior Vice President

  By: /s/ Gary K. Bettin, Senior Vice President

  Dated: March 30, 2004




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



  Exhibit Index

  Exhibit No.

   4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on June 16, 2003).

  31.1  Rule 13a-14(a)/15d-14(a) Certification

  99.1 Annual Independent Public Accountants Servicing Report concerning servicing activities for the year ended December 31, 2003.


  99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003.


  Ex-31.1  Sarbanes-Oxley Certification

  I, Gary K. Bettin, a Senior Vice President of Bank of America, N.A., certify that:

  1. I have reviewed the annual report on Form 10-K for the calendar year
     2003 and all monthly current reports on Form 8-K containing a copy of the monthly statement to certificateholders (the "Distribution Date Statements") delivered pursuant to Section 5.04(b) of the Pooling and Servicing Agreement, dated December 19, 2002, among Banc of America Mortgage Securities, Inc., Bank of America, N.A. and Wells Fargo Bank N.A., as amended by Amendment No. 1 dated January 30, 2004 (as amended, the "Agreement"), filed in respect of periods included in the year covered by such annual report of the trust (the "Trust") formed pursuant to such Agreements;

  2. Based on my knowledge, with respect to the Trust, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by such annual report;


  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the Agreement for inclusion in the Trust's Distribution Date Statements is included in these reports;

  4. I am responsible for reviewing the activities performed by the servicer under Agreement and based upon my knowledge and the annual compliance review required under the Agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the Agreement;


  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards, based upon the report provided by an independent public accountant after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure as set forth in the Agreement that is included in these reports; and


 6. In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated party: Wells Fargo Bank, National Association.


     Date: March 30, 2004


    /s/ Gary K. Bettin
    Signature

    Senior Vice President
    Title

  EX-99.1
  (Logo) PricewaterhouseCoopers


  PricewaterhouseCoopers
  llP 214 N.Tryon Street
  Ste 3600
  Charlotte NC 28202

  Telephone (704) 344 7500
  Facsimile (704) 344 4100


  Report of Independent Accountants

  To the Board of Directors and Shareholder of Bank of America, N.A.

  We have examined management's assertion about compliance by the mortgage division of Bank of America, N.A. (the "Company"), an operating division of Bank of America, N.A., with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2003 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards.Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

  Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

  In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31,2003 is fairly stated, in all material respects.


  /s/ PriceWaterhouseCoopers
  March 2, 2004


  Bank of America


  Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

  March 2, 2004

  As of and for the year ended December 31,2003, the Mortgage division of Bank of America, N.A. (the "Company"), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

  As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $340,000,000 and $270,000,000, respectively.


  /s/ Ashish Kamit
  Ashish Kamit
  Senior Vice President and Managing Director
  Bank of America, N .A.


  /s/ J Mark Hanson
  J Mark Hanson
  Senior Vice President
  Bank of America, N .A.


  /S/ H Randell Chestnut
  Senior Vice President
  Bank of America, N.A.


  Gary K Bettin
  Senior Vice President and National Servicing Executive Bank of America, N .A.

  /s/ Kevin M Shannon
  Kevin M. Shannon
  President
  Consumer Real Estate


  Bank of America, N.A.
  USA
  [Olympic rings]
  2000-2004
  US Olympic Teams


  EX-99.2

  BANC OF AMERICA MORTGAGE SECURITIES, INC.
  MORTGAGE PASS-THROUGH CERTIFICATES SERIES 2002-L


  I, Robert S. O'Neil, Senior Vice President of Bank of America, N.A., the Servicer in connection with Mortgage Pass-Through Certificates Series 2002-L, do hereby certify that (i) a review of the activities of the Servicer during the preceding calendar year and of its performance under the Agreement, has been made under my supervision, (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled in all material aspects its obligations under the Agreement throughout such year; further, that with respect to the Distribution Dates from December, 2002 through October 2003, the Servicer remitted 30 days of interest in connection with each Principal Prepayment, resulting in an absence of Prepayment Interest Shortfalls during that period (resulting in a nominal over-payment to certificateholders).

  Certified on this 30th day of March 2004.

                                            BANK OF AMERICA, N.A.

                                                  By:
                                                 /s/    Robert S. O'Neill
                                                 Name:  Robert S. O'Neill
                                                 Title:   Senior Vice President